Form 10-K/A
period 2008-12-31
Structured Products Corp. CorTS Trust VI for IBM Debentures
filed 2010-03-25
CIK 1377967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number of issuing entity:  333-133978-02 and 811-21967

CORTS TRUST VI FOR IBM DEBENTURES

______________________________________________________

(Exact name of issuing entity as specified in its charter)

Commission File Number of depositor and sponsor:  333-133978

Structured Products Corp.

______________________________________________________

(Exact name of depositor and sponsor as specified in its charter)

Delaware	13-3692801
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

388 Greenwich Street
New York , NY	10013
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 816-7496 Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of Registered exchange on which registered

6.375% Corporate-Backed Trust Securities (CorTS) Certificates	New York Stock Exchange (“NYSE”)

Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐   No ☒

Indicate by check mark whether the registrant: (1) Has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒  No  ☐    Not applicable.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒ Not applicable.

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):
Large accelerated filer  ☐                                                                                               Accelerated filer  ☐

Non- accelerated filer  ☒                                                                                              Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:

The registrant has no voting stock or class of common stock that is held by non-affiliates.

Explanatory Note

The Registrant, on behalf of CorTS Trust VI for IBM Debentures, is filing this Amendment No. 1 on Form 10-K/A to its Form 10-K for the year ended December 31, 2008 to revise: (i) the certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and relevant Commission regulations attached as Exhibit 31.1 (the "Certification") and (ii) to revise the title of Stanley Louie to the Form 10-K itself and the Certification.

This Form 10-K/A does not otherwise amend the Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)           The following documents have been filed as part of this report.

1.
Trustee’s Distribution Statements documented on Form 10-D of CorTS Trust VI For IBM Debentures to the certificateholders for the period from January 1, 2008 through and including December 31, 2008 have been filed with the Securities and Exchange Commission and are hereby incorporated by reference.  Filing dates are listed below:

Trust Description	Distribution Date	Filed on
CorTS Trust VI For IBM Debentures	June 1, 2008	June 16, 2008
CorTS Trust VI For IBM Debentures	December 1, 2008	December 8, 2008

2.	None

3.	Exhibits:

31.1 – Certification by the senior officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

33.1 – Report on Assessment of Compliance with Servicing Criteria for U.S. Bank Trust National Association for the period from and including January 1, 2008 through and including December 31, 2008.*

34.1 – Attestation Report of Ernst & Young LLP on Assessment of Compliance with Servicing Criteria.*

35.1 – Servicer Compliance Statement of U.S. Bank Trust National Association for the period from and including January 1, 2008 through and including December 31, 2008.*

99.1 - Registrant’s Current Report on Form 10-D filed with the Securities and Exchange Commission on June 16, 2008 and December 8, 2008, as further described in Item 15(a)(1) above, is each incorporated herein by reference.

______________________

* Previously filed.

SIGNATURE

Pursuant to the requirements of Section 13 or 15 (d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Structured Products Corp.,
as Depositor

By: /s/ Stanley Louie
Name: Stanley Louie
Title: Vice President, Finance Officer
(senior officer in charge of securitization function of the Depositor)

Dated:  March 25, 2010

EXHIBIT INDEX

Exhibit Number in this Form 10-K	Description of Exhibits
31.1	Certification by the senior officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
33.1	Report on Assessment of Compliance with Servicing Criteria for U.S. Bank Trust National Association for the period from and including January 1, 2008 through and including December 31, 2008.*
34.1	Attestation Report of Ernst & Young LLP on Assessment of Compliance with Servicing Criteria.*
35.1	Servicer Compliance Statement of U.S. Bank Trust National Association for the period from and including January 1, 2008 through and including December 31, 2008.*
99.1
Registrant’s Current Report on Form 10-D filed with the Securities and Exchange Commission on June 16, 2008 and December 8, 2008, as further described in Item 15(a)(1) above, is each incorporated herein by reference.

______________________

* Previously filed.