Form 10-K
period 2009-12-31
Structured Products Corp. CorTS Trust VI for IBM Debentures
filed 2010-03-31
CIK 1377967

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____

FORM 10‑K
FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

or

☐            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number of issuing entity:  811-21967

CORTS TRUST VI FOR IBM DEBENTURES
______________________________________________________
(Exact name of issuing entity as specified in its charter)

Commission File Number of depositor and sponsor:  811-21967

Structured Products Corp.
______________________________________________________
(Exact name of depositor and sponsor as specified in its charter)

Delaware	13-3692801
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

388 Greenwich Street
New York , NY	10013
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 816-7496 Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of Registered exchange on which registered

6.375% Corporate-Backed Trust Securities (CorTS) Certificates	New York Stock Exchange (“NYSE”)

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
Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☒  No  ☐

[Rule 405 of Regulation S-T is not applicable.]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K.

[Item 405 of Regulation S-K is not applicable.]

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer or a non-accelerated filer. See the definition of “accelerated filer and large accelerated filer” in Rule 12b‑2 of the Exchange Act. (check one):
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

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into Part IV of this Annual Report: The distribution reports to security holders filed on Form 10-D during the fiscal year, in lieu of reports on Form 10‑Q, which include the reports filed on Form 10-D listed in Item 15(a) hereto.

Introductory Note

Structured Products Corp. (the “Depositor”) is the Depositor in respect of the CorTS Trust VI For IBM Debentures (the “Trust”), a common law trust formed pursuant to the Base Trust Agreement, dated as of September 19, 2006, between the Depositor and U.S. Bank Trust National Association, as trustee (the “Trustee”), as supplemented by the CorTS Supplement 2006-2 (the “Series Supplement”) dated as of October 20, 2006 in respect of the Trust.  The Trust’s assets consist solely of debentures issued by International Business Machines Corporation.  The Certificates do not represent obligations of or interests in the Depositor or the Trustee.

Pursuant to staff administrative positions, the Trust is not required to respond to various items of Form 10‑K.  Such items are designated herein as “Not Applicable.” Distribution reports detailing receipts and distributions by the Trust are filed after each distribution date on Form 10-D in lieu of reports on Form 10‑Q.

International Business Machines Corporation, the issuer of the underlying securities, is subject to the information reporting requirements of the Securities Exchange Act of 1934 (the “Exchange Act”). For information on International Business Machines Corporation please see its periodic and current reports filed with the Securities and Exchange Commission (the “Commission”) under its Exchange Act file number, 001-02360.  The Commission maintains a site on the World Wide Web at “http://www.sec.gov” at which users can view and download copies of reports, proxy and information statements and other information filed electronically through the Electronic Data Gathering, Analysis and Retrieval system, or “EDGAR.” Periodic and current reports and other information required to be filed pursuant to the Exchange Act by International Business Machines Corporation may be accessed on this site. You can request copies of these documents, upon payment of a duplicating fee, by writing to the SEC. The public may read and copy any materials filed with the Commission at the Commission’s Public Reference Room at 100 F Street, NE, Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330.  Please call the SEC at (800) SEC-0330 for further information on the operation of the SEC's public reference rooms. In addition, such reports and other information can be inspected at the offices of the New York Stock Exchange at 20 Broad Street, New York, New York 10005.  Neither the Depositor nor the Trustee has participated in the preparation of such reporting documents, or made any due diligence investigation with respect to the information provided therein. Neither the Depositor nor the Trustee has verified the accuracy or completeness of such documents or reports. There can be no assurance that events affecting the issuer of the underlying securities or the underlying securities themselves have not occurred or have not yet been publicly disclosed which would affect the accuracy or completeness of the publicly available documents described above.

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

Item 1B. Unresolved Staff Comments.

Not Applicable

PART II

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Item 6. Selected Financial Data.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The primary asset of the issuing entity is the underlying securities, $60,000,000 aggregate principal amount of 7.125% debentures due December 1, 2096 issued by International Business Machines Corporation. The issuer of the underlying securities, therefore, may be considered a significant obligor. The issuer of the underlying securities is subject to the information reporting requirements of the Securities Exchange Act of 1934 (the “Exchange Act”). For information on the issuer of the underlying securities please see its periodic and current reports filed with the Securities and Exchange Commission (the “Commission”) under its Exchange Act file number, 001-02360.

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

U.S. Bank Trust National Association has been identified by the registrant as a party participating in the servicing function with respect to the pool assets held by CorTS Trust VI For IBM Debentures.  U.S. Bank Trust National Association has completed a report on an assessment of compliance with the servicing criteria applicable (the “Report on Assessment”) dated March 5, 2010 and for a period beginning January 1, 2009 through and including December 31, 2009, which Report on Assessment is attached as an exhibit to this Form 10-K. In addition, U.S. Bank Trust National Association has provided an attestation report (the “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment. The Attestation Report is attached as an exhibit to this Form 10-K. Neither the Report on Assessment or the related Attestation Report has identified any material instances of noncompliance with the servicing criteria described in the Report on Assessment as being applicable to CorTS Trust VI For IBM Debentures.

Item 1123 of Regulation AB.	Servicer Compliance Statement.

Structured Products Corp. has provided a statement of compliance (the “Compliance Statement”) for the period from and including January 1, 2009 through and including December 31, 2009, which has been signed by an authorized officer of Structured Products Corp. The Compliance Statement of Structured Products Corp. is attached as an exhibit to this Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)           The following documents have been filed as part of this report.

1.             Trustee’s Distribution Statements documented on Form 10-D of CorTS Trust VI For IBM Debentures to the certificateholders for the period from January 1, 2009 through and including December 31, 2009 have been filed with the Securities and Exchange Commission and are hereby incorporated by reference.  Filing dates are listed below:

Trust Description	Distribution Date	Filed on
CorTS Trust VI For IBM Debentures	June 1, 2009	June 10, 2009
CorTS Trust VI For IBM Debentures	December 1, 2009	December 10, 2009

2.             None

3.             Exhibits:

                31.1 – Certification by Director of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                33.1 – Report on Assessment of Compliance with Servicing Criteria for U.S. Bank Trust National Association for the period from and including January 1, 2009 through and including December 31, 2009.

                34.1 – Attestation Report of Ernst & Young LLP on Assessment of Compliance with Servicing Criteria.

35.1 – Servicer Compliance Statement of U.S. Bank Trust National Association for the period from and including January 1, 2009 through and including December 31, 2009.

99.1 - Registrant’s Current Report on Form 10-D filed with the Securities and Exchange Commission on June 10, 2009 and December 10, 2009, as further described in Item 15(a)(1) above, is each incorporated herein by reference.

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

Dated:  March 30, 2010

EXHIBIT INDEX

Exhibit Number in this Form 10‑K	Description of Exhibits
31.1	Certification by Director of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
33.1	Report on Assessment of Compliance with Servicing Criteria for U.S. Bank Trust National Association for the period from and including January 1, 2009 through and including December 31, 2009.
34.1	Attestation Report of Ernst & Young LLP on Assessment of Compliance with Servicing Criteria.
35.1	Servicer Compliance Statement of U.S. Bank Trust National Association for the period from and including January 1, 2009 through and including December 31, 2009.
99.1

Registrant’s Current Report on Form 10-D filed with the Securities and Exchange Commission on June 10, 2009 and December 10, 2009, as further described in Item 15(a)(1) above, is each incorporated herein by reference.

