Form 10-K
period 2010-12-31
Structured Products Corp. CorTS Trust VI for IBM Debentures
filed 2011-03-28
CIK 1377967

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____

FORM 10‑K
FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

390 Greenwich Street
New York , NY	10013
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 723-4070 Securities registered pursuant to Section 12(b) of the Act:

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

U.S. Bank Trust National Association has been identified by the registrant as a party participating in the servicing function with respect to the pool assets held by CorTS Trust VI For IBM Debentures.  U.S. Bank Trust National Association has completed a report on an assessment of compliance with the servicing criteria applicable (the “Report on Assessment”) dated March 4, 2011 and for a period beginning January 1, 2010 through and including December 31, 2010, which Report on Assessment is attached as an exhibit to this Form 10-K. In addition, U.S. Bank Trust National Association has provided an attestation report (the “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment. The Attestation Report is attached as an exhibit to this Form 10-K. Neither the Report on Assessment or the related Attestation Report has identified any material instances of noncompliance with the servicing criteria described in the Report on Assessment as being applicable to CorTS Trust VI For IBM Debentures.

Item 1123 of Regulation AB.	Servicer Compliance Statement.

Structured Products Corp. has provided a statement of compliance (the “Compliance Statement”) for the period from and including January 1, 2010 through and including December 31, 2010, which has been signed by an authorized officer of Structured Products Corp. The Compliance Statement of Structured Products Corp. is attached as an exhibit to this Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)           The following documents have been filed as part of this report.

1.             Trustee’s Distribution Statements documented on Form 10-D of CorTS Trust VI For IBM Debentures to the certificateholders for the period from January 1, 2010 through and including December 31, 2010 have been filed with the Securities and Exchange Commission and are hereby incorporated by reference.  Filing dates are listed below:

Trust Description	Distribution Date	Filed on
CorTS Trust VI For IBM Debentures	June 1, 2010	June 10, 2010
CorTS Trust VI For IBM Debentures	December 1, 2010	December 8, 2010

2.             None

3.             Exhibits:

                31.1 – Certification by Director of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                33.1 – Report on Assessment of Compliance with Servicing Criteria for U.S. Bank Trust National Association for the period from and including January 1, 2010 through and including December 31, 2010.

                34.1 – Attestation Report of Ernst & Young LLP on Assessment of Compliance with Servicing Criteria.

35.1 – Servicer Compliance Statement of U.S. Bank Trust National Association for the period from and including January 1, 2010 through and including December 31, 2010.

99.1 - Registrant’s Current Report on Form 10-D filed with the Securities and Exchange Commission on June 10, 2010 and December 8, 2010, as further described in Item 15(a)(1) above, is each incorporated herein by reference.

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

Dated:  March 23, 2011

EXHIBIT INDEX

Exhibit Number in this Form 10‑K	Description of Exhibits
31.1	Certification by Director of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
33.1	Report on Assessment of Compliance with Servicing Criteria for U.S. Bank Trust National Association for the period from and including January 1, 2010 through and including December 31, 2010.
34.1	Attestation Report of Ernst & Young LLP on Assessment of Compliance with Servicing Criteria.
35.1	Servicer Compliance Statement of U.S. Bank Trust National Association for the period from and including January 1, 2010 through and including December 31, 2010.
99.1

Registrant’s Current Report on Form 10-D filed with the Securities and Exchange Commission on June 10, 2010 and December 8, 2010, as further described in Item 15(a)(1) above, is each incorporated herein by reference.