Form 10-K
Structured Products Corp. CorTS Trust VI for IBM Debentures
filed 2012-03-26
CIK 1377967

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____

FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

1

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
Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T  (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  ☒    No  ☐
[Rule 405 of Regulation S-T is not applicable.]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
[Item 405 of Regulation S-K is not applicable.]

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

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

International Business Machines Corporation, the issuer of the underlying securities, is subject to the information reporting requirements of the Securities Exchange Act of 1934 (the “Exchange Act”). For information on International Business Machines Corporation please see its periodic and current reports filed with the Securities and Exchange Commission (the “Commission”) under its Exchange Act file number, 001-02360.  The Commission maintains a site on the World Wide Web at “http://www.sec.gov” at which users can view and download copies of reports, proxy and information statements and other information filed electronically through the Electronic Data Gathering, Analysis and Retrieval system, or “EDGAR.” Periodic and current reports and other information required to be filed pursuant to the Exchange Act by International Business Machines Corporation may be accessed on this site. You can request copies of these documents, upon payment of a duplicating fee, by writing to the SEC. The public may read and copy any materials filed with the Commission at the Commission’s Public Reference Room at 100 F Street, NE, Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330.  Please call the SEC at (800) SEC-0330 for further information on the operation of the SEC’s public reference rooms. In addition, such reports and other information can be inspected at the offices of the New York Stock Exchange at 20 Broad Street, New York, New York 10005.  Neither the Depositor nor the Trustee has participated in the preparation of such reporting documents, or made any due diligence investigation with respect to the information provided therein. Neither the Depositor nor the Trustee has verified the accuracy or completeness of such documents or reports. There can be no assurance that events affecting the issuer of the underlying securities or the underlying securities themselves have not occurred or have not yet been publicly disclosed which would affect the accuracy or completeness of the publicly available documents described above.

PART I

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 1.	Business.

Item 1A.	Risk Factors.

Item 2.	Properties.

Item 3.	Legal Proceedings.

Item 4.	Mine Safety Disclosures.

Item 1B.	Unresolved Staff Comments.

Not Applicable

PART II

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Item 6.	Selected Financial Data.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Item 8.	Financial Statements and Supplementary Data.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Item 9A.	Controls and Procedures.

Item 9B.	Other Information.

None

PART III

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 10.	Directors, Executive Officers and Corporate Governance.

Item 11.	Executive Compensation.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stock Matters.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Item 14.	Principal Accounting Fees and Services.

SUBSTITUTE INFORMATION PROVIDED IN ACCORDANCE WITH GENERAL INSTRUCTION J(2) TO FORM 10-K.

Item 1112(b) of Regulation AB.	Significant Obligors of Pool Assets (Financial Information).
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
U.S. Bank Trust National Association has been identified by the registrant as a party participating in the servicing function with respect to the pool assets held by CorTS Trust VI For IBM Debentures.  U.S. Bank Trust National Association has completed a report on an assessment of compliance with the servicing criteria applicable (the “Report on Assessment”) dated March 1, 2012 and for a period beginning January 1, 2011 through and including December 31, 2011, which Report on Assessment is attached as an exhibit to this Form 10-K. In addition, U.S. Bank Trust National Association has provided an attestation report (the “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment. The Attestation Report is attached as an exhibit to this Form 10-K. Neither the Report on Assessment or the related Attestation Report has identified any material instances of noncompliance with the servicing criteria described in the Report on Assessment as being applicable to CorTS Trust VI For IBM Debentures.

Item 1123 of Regulation AB.	Servicer Compliance Statement.
Structured Products Corp. has provided a statement of compliance (the “Compliance Statement”) for the period from and including January 1, 2011 through and including December 31, 2011, which has been signed by an authorized officer of Structured Products Corp. The Compliance Statement of Structured Products Corp. is attached as an exhibit to this Form 10-K.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	The following documents have been filed as part of this report.

1.
Trustee’s Distribution Statements documented on Form 10-D of CorTS Trust VI For IBM Debentures to the certificateholders for the period from January 1, 2011 through and including December 31, 2011 have been filed with the Securities and Exchange Commission and are hereby incorporated by reference.  Filing dates are listed below:

Trust Description	Distribution Date	Filed on
CorTS Trust VI For IBM Debentures	June 1, 2011	June 7, 2011
CorTS Trust VI For IBM Debentures	December 1, 2011	December 7, 2011

2.	None

3.	Exhibits:

31.1 – Certification by Director of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

33.1 – Report on Assessment of Compliance with Servicing Criteria for U.S. Bank Trust National Association for the period from and including January 1, 2011 through and including December 31, 2011.

34.1 – Attestation Report of Ernst & Young LLP on Assessment of Compliance with Servicing Criteria.

35.1 – Servicer Compliance Statement of U.S. Bank Trust National Association for the period from and including January 1, 2011 through and including December 31, 2011.

99.1 - Registrant’s Current Report on Form 10-D filed with the Securities and Exchange Commission on June 7, 2011 and December 7, 2011, as further described in Item 15(a)(1) above, is each incorporated herein by reference.

(b)	See Item 15(a) above.

(c)	Not Applicable.

SIGNATURE

Pursuant to the requirements of Section 13 or 15 (d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Structured Products Corp.,
as Depositor

By:	/s/ Stanley Louie
Name:	Stanley Louie
Title:	Vice President, Finance Officer
(senior officer in charge of securitization function of the Depositor)
Dated: March 20, 2012

EXHIBIT INDEX

Exhibit Number in this Form 10-K	Description of Exhibits
31.1	Certification by Director of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
33.1	Report on Assessment of Compliance with Servicing Criteria for U.S. Bank Trust National Association for the period from and including January 1, 2011 through and including December 31, 2011.
34.1	Attestation Report of Ernst & Young LLP on Assessment of Compliance with Servicing Criteria.
35.1	Servicer Compliance Statement of U.S. Bank Trust National Association for the period from and including January 1, 2011 through and including December 31, 2011.
99.1
Registrant’s Current Report on Form 10-D filed with the Securities and Exchange Commission on June 7, 2011 and December 7, 2011, as further described in Item 15(a)(1) above, is each incorporated herein by reference.